Form 10-K/A
period 2020-12-31
PERIDOT ACQUISITION CORP.
filed 2021-05-07
CIK 1821317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s securities were not publicly traded. The registrant’s units began trading on the New York Stock Exchange (“NYSE”) on September 24, 2020 and the registrant’s Class A ordinary shares, par value $0.0001 (the “Class A ordinary shares”) and warrants began trading on the NYSE on November 16, 2020. The aggregate market value of the common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the ordinary shares on December 31, 2020, as reported on the NYSE, was $10.36.

As of April 30, 2021, 30,000,000 Class A ordinary shares, par value $0.0001, and 7,500,000 Class B ordinary shares, par value $0.0001, were issued and outstanding.

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

References throughout this Amendment No. 1 to the Annual Report on Form 10-K to “we,” “us,” “Peridot,” “company” or “our company” are to Peridot Acquisition Corp., unless the context otherwise indicates.

This Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K amends the Annual Report on Form 10-K of Peridot Acquisition Corp. for the fiscal year ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on March 26, 2021 (the “Original Filing”).

Restatement Background

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies” (“SPACs”)” (the “SEC Staff Statement”). In the Statement, the SEC staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s financial statements as opposed to equity. Since September 23, 2020 (the “IPO date”), we have accounted for our outstanding warrants to purchase ordinary shares (the “Warrants”) as equity within our financial statements. However, as a result of the SEC Staff Statement, and after discussion and evaluation, including with our independent auditors, we have concluded that the Warrants should be presented as liabilities on our financial statements as of the IPO date reported at fair value with subsequent fair value remeasurement at each reporting period.

Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued Financial Statements for the periods beginning with the period from July 31, 2020 (Inception) through December 31, 2020 and as of December 31, 2020 (collectively, the “Affected Periods”) should be restated because of a misapplication in the guidance around accounting for the Warrants and should no longer be relied upon.

Historically, the Warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants, based on our application of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreements. We reassessed our accounting for Warrants issued on September 23, 2020, in light of the SEC Staff’s published views. Based on this reassessment, we determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in our Statement of Operations each reporting period.

In connection with the restatement, management has re-evaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of December 31, 2020. Management has concluded that the Company’s disclosure controls and procedures and internal controls over financial reporting were not effective as of December 31, 2020, due to a material weakness in internal control over financial reporting related to the accounting for equity instruments. For a discussion of management’s consideration of our disclosure controls and procedures, internal controls over financial reporting, and the material weaknesses identified, see Part II, Item 9A, “Controls and Procedures” of this Form 10-K/A.

Items Amended in this Form 10-K/A

This Form 10-K/A presents the Original Filing, amended and restated with modifications as necessary to reflect the restatements. The following items have been amended to reflect the restatement:

Part I, Item 1A. Risk Factors

Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 8. Financial Statements

Part II, Item 9A. Controls and Procedures

In addition, the Company’s Chief Executive Officer and Principal Financial Officer have provided new certifications dated as of the date of this filing in connection with this Form 10-K/A (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as described above, this Form 10-K/A does not amend, update or change any other items or disclosures in the Original Filing and does not purport to reflect any information or events subsequent to the filing thereof. As such, this Form 10-K/A speaks only as of the date the Original Filing was filed, and we have not undertaken herein to amend, supplement or update any information contained in the Original Filing to give effect to any subsequent events. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Filing, including any amendment to those filings.

2

i

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K/A (this “Report”), references to:

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

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this Annual Report, we identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with our initial public offering in September 2020. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2020. This material weakness resulted in a material misstatement of our warrant liabilities, Class A ordinary shares subject to possible redemption, change in fair value of warrant liabilities, additional paid-in capital, accumulated deficit and related financial disclosures for the Affected Periods.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the warrants we issued in connection with the September 2020 Initial Public Offering, see “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying financial statements, as well as Part II, Item 9A: Controls and Procedures included in this Annual Report.

Any failure to maintain such internal control could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our ordinary shares are listed, the SEC or other regulatory authorities. In either case, there could result a material adverse effect on our business. Failure to timely file will cause us to be ineligible to utilize short form registration statements on Form S-3 or Form S-4, which may impair our ability to obtain capital in a timely fashion to execute our business strategies or issue shares to effect an acquisition. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our ordinary shares.

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

US GAAP required that our warrants be accounted for as liabilities rather than as equity and such requirement resulted in a restatement of our previously issued financial statements.

On April 12, 2021, the staff of the SEC issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies” (“SPACs”) (the “Statement”). In the Statement, the SEC staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s financial statements as opposed to equity. Since issuance, our warrants were accounted for as equity within our financial statements, and after discussion and evaluation, including with our independent auditors, we have concluded that our warrants should be presented as liabilities as of the IPO date with subsequent fair value remeasurement at each reporting period. Therefore we conducted a valuation of our warrants and restated our previously issued financial statements, which resulted in unanticipated costs and diversion of management resources and may result in potential loss of investor confidence. Although we have now completed the restatement, we cannot guarantee that we will have no further inquiries from the SEC or NYSE regarding our restated financial statements or matters relating thereto.

Any future inquiries from the SEC or NYSE as a result of the restatement of our historical financial statements will, regardless of the outcome, likely consume a significant amount of our resources in addition to those resources already consumed in connection with the restatement itself.

The restatement of Peridot’s financial statements in May 2021 has subjected us to additional risks and uncertainties, including increased professional costs and the increased possibility of legal proceedings.

As a result of the restatement of our financial statements, we have become subject to additional risks and uncertainties, including, among others, increased professional fees and expenses and time commitment that may be required to address matters related to the restatements, and scrutiny of the SEC and other regulatory bodies which could cause investors to lose confidence in Peridot’s reported financial information and could subject Peridot to civil or criminal penalties or shareholder litigation. Peridot could face monetary judgments, penalties or other sanctions that could have a material adverse effect on Peridot’s business, financial condition and results of operations and could cause its share price to decline.

Certain of our warrants are accounted for as a warrant liability and are recorded at fair value upon issuance with changes in fair value each period to be reported in earnings, which may have an adverse effect on the market price of our ordinary shares.

Following the restatement of our historical financial statements, we account for our warrants as a warrant liability and recorded at fair value upon issuance any changes in fair value each period reported in earnings as determined by Peridot based upon a valuation report obtained from its independent third party valuation firm. The impact of changes in fair value on earnings may have an adverse effect on the market price of our ordinary shares.

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

The following discussion and analysis of the company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K/A. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K/A.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement and revision of our financial statements as more fully described in the Explanatory Note and in “Note 2—Restatement of Previously Issued Financial Statements” to our accompanying financial statements. For further detail regarding the restatement adjustments, see Explanatory Note and Item 9A: Controls and Procedures, both contained herein.

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

As a result of the restatement described in Note 2 of the notes to the financial statements included herein, we classify the warrants issued in connection with our Initial Public Offering as liabilities at their fair value and adjust the warrant instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations.

For the period from July 31, 2020 (inception) through December 31, 2020, we had a net loss of $23,620,412, which consists of formation and operating costs of $460,977, offering costs allocated to warrant liability of $693,847 and a change in the fair value of the warrant liabilities of $22,540,000, offset by interest earned from bank of $20 and interest earned on marketable securities held in the trust account of $74,392.

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

For the period from July 31, 2020 (inception) through December 31, 2020 net cash used in operating activities was $481,818. Net loss of $23,620,412 was impacted by formation expenses paid by the sponsor of $5,000, a noncash charge for the change in the fair value of warrant liabilities of $22,540,000, offering costs allocable to warrant liability of $693,847 and offset by interest earned on marketable securities of $74,392. Changes in operating assets and liabilities used $25,861 of cash from operating activities.

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

Warrant Liability

We account for the warrants issued in connection with our Initial Public Offering in accordance with the guidance contained in ASC 815-40-15-7D under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the warrants was estimated using a Monte Carlo simulation approach.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. In connection with this Amendment, our management re-evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, solely due to the Company’s restatement of its financial statements to reclassify the Company’s Public Warrants and Private Placement Warrants as described in the Explanatory Note to this Amendment, our disclosure controls and procedures were not effective as of December 31, 2020.

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

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K/A does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Restatement of Previously Issued Financial Statements

On May 6, 2021, we revised our prior position on accounting for warrants and concluded that our previously issued financial statements as of and for the period from July 31, 2020 (inception) through December 31, 2020 should not be relied on because of a misapplication in the guidance on warrant accounting. However, the non-cash adjustments to the financial statements do not impact the amounts previously reported for our cash and cash equivalents, total assets, revenue or cash flows.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In light of the restatement of our financial statements included in this Amendment, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Item 9B.	Other Information

None.

PART III.

Item 10.	Directors, Executive Officers and Corporate Governance Directors and Executive Officers

As of the date of this Annual Report on Form 10-K/A, our directors and officers are as follows:

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

Audit Fees. During the period from July 31, 2020 (inception) through December 31, 2020, fees for our independent registered public accounting firm were approximately $60,770 for the services Withum performed in connection with our Initial Public Offering and the audit of our December 31, 2020 financial statements included in this Annual Report on Form 10-K/A.

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

Exhibit No.	Description

2.1	Business Combination Agreement among the Registrant, Li-Cycle Corp. and Li-Cycle Holdings Corp.(1)

3.1	Amended and Restated Memorandum and Articles of Association.(2)

4.1	Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant.(3)

4.2	Description of Registrant’s Securities.***

10.1	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant.(3)

10.2	Registration and Shareholder Rights Agreement among the Registrant, the sponsor and the Holders signatory thereto.(3)

10.3	Private Placement Warrants Purchase Agreement between the Registrant and the sponsor.(3)

10.4	Administrative Services Agreement between the Registrant and the sponsor.(3)

10.5	Letter Agreement among the Registrant, Sponsor and each director and executive officer of the Registrant.(3)

10.6	Form of Subscription Agreement (Institutional Investor). (1)

10.7	Sponsor Letter Agreement among Registrant, Li-Cycle Corp., Li-Cycle Holdings Corp., Sponsor and the other individuals party thereto(1)

10.8	Form of Transaction Support Agreement among the Registrant and the Li-Cycle shareholder party thereto (1)

14.1	Code of Ethics.***

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

Exhibit No.	Description

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith
**	Furnished herewith
***	Previously filed
(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 16, 2021.
(2)	Incorporated by reference to the registrant’s Registration Statement on Form S-1, filed with the SEC on September 4, 2020.
(3)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on September 28, 2020.

Item 16.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

May 7, 2021

PERIDOT ACQUISITION CORP.

/s/ Alan Levande
Name:	Alan Levande
Title:	Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K/A has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Alan Levande	Chief Executive Officer	May 7, 2021
Alan Levande	(Principal Executive Officer)

/s/ Markus Specks	Chief Financial Officer	May 7, 2021
Markus Specks	(Principal Financial and Accounting Officer)

/s/ Scott Prochazka	Director	May 7, 2021
Scott Prochazka

/s/ Jonathan Silver	Director	May 7, 2021
Jonathan Silver

/s/ June Yearwood	Director	May 7, 2021
June Yearwood

PERIDOT ACQUISITION CORP.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Peridot Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Peridot Acquisition Corp. (the “Company”), as of December 31, 2020, the related statements of operations, changes in shareholders’ equity and cash flows for the period from July 31, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from July 31, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, the Securities and Exchange Commission issued a public statement entitled Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “Public Statement”) on April 12, 2021, which discusses the accounting for certain warrants as liabilities. The Company previously accounted for its warrants as equity instruments. Management evaluated its warrants against the Public Statement, and determined that the warrants should be accounted for as liabilities. Accordingly, the 2020 financial statements have been restated to correct the accounting and related disclosure for the warrants.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

New York, New York

May 7, 2021

PERIDOT ACQUISITION CORP.

BALANCE SHEET

DECEMBER 31, 2020 (AS RESTATED)

ASSETS
Current assets
Cash	$971,607
Prepaid expenses	381,749

Total Current Assets	1,353,356
Cash and marketable securities held in Trust Account	300,074,392

TOTAL ASSETS	$301,427,748

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$355,888

Total Current Liabilities	355,888

Warrant liability	40,940,000
Deferred underwriting fee payable	10,500,000

Total Liabilities	51,795,888

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, 24,463,185 shares at $10.00 per share	244,631,850
Shareholders’ Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; 5,536,815 shares issued and outstanding (excluding 24,463,185 shares subject to possible redemption)	554
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 7,500,000 shares issued and outstanding	750
Additional paid-in capital	28,619,118
Accumulated deficit	(23,620,412)

Total Shareholders’ Equity	5,000,010

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$301,427,748

The accompanying notes are an integral part of these financial statements.

PERIDOT ACQUISITION CORP.

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM JULY 31, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020 (AS RESTATED)

Formation and operational costs	$460,977

Loss from operations	(460,977)
Other income (expense):
Interest earned - bank	20
Interest earned on marketable securities held in Trust Account	74,392
Change in fair value of warrant liability	(22,540,000)
Offering costs allocated to warrant liability	(693,847)

Net Loss	$(23,620,412)

Weighted average shares outstanding of Class A redeemable ordinary shares	30,000,000

Basic and diluted net income per share, Class A	$0.00

Weighted average shares outstanding of Class B non-redeemable ordinary shares	7,500,000

Basic and diluted net loss per share, Class B	$(3.16)

The accompanying notes are an integral part of these financial statements.

PERIDOT ACQUISITION CORP.

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE PERIOD FROM JULY 31, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020 (AS RESTATED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — July 31, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	8,625,000	863	24,137	—	25,000
Sale of 30,000,000 Units, net of underwriting discounts, offering costs and fair value of warrant liability	30,000,000	3,000	—	—	271,624,272	—	271,627,272
Excess of cash received over fair value of private placement warrants	—	—	—	—	1,600,000	—	1,600,000
Forfeiture of Founder Shares	—	—	(1,125,000)	(113)	113	—	—
Ordinary shares subject to possible redemption	(24,463,185)	(2,446)	—	—	(244,629,404)	—	(244,631,850)
Net loss	—	—	—	—	—	(23,620,412)	(23,620,412)

Balance — December 31, 2020	5,536,815	$554	7,500,000	$750	$28,619,118	$(23,620,412)	$5,000,010

The accompanying notes are an integral part of these financial statements.

PERIDOT ACQUISITION CORP.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JULY 31, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020 (AS RESTATED)

Cash Flows from Operating Activities:
Net loss	$(23,620,412)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation costs paid by Sponsor	5,000
Interest earned on marketable securities held in Trust Account	(74,392)
Change in fair value of warrant liability	22,540,000
Offering costs allocable to warrant liability	693,847
Changes in operating assets and liabilities:
Prepaid expenses	(381,749)
Accrued expenses	355,888

Net cash used in operating activities	(481,818)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(300,000,000)

Net cash used in investing activities	(300,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	294,000,000
Proceeds from sale of Private Placement Warrants	8,000,000
Proceeds from promissory note – related party	67,081
Repayment of promissory note – related party	(119,331)
Payments of offering costs	(494,325)

Net cash provided by financing activities	301,453,425

Net Change in Cash	971,607
Cash – Beginning	—

Cash – Ending	$971,607

Non-Cash Investing and Financing Activities:
Offering costs paid directly by Sponsor from proceeds of issuance of Class B ordinary shares	$20,000

Initial classification of ordinary shares subject to possible redemption	$267,553,420

Change in value of ordinary shares subject to possible redemption	$(22,921,570)

Initial classification of warrant liability	$18,400,000

Deferred underwriting fee payable	$10,500,000

Payment of offering costs through promissory note – related party	$52,250

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

The registration statement for the Company’s Initial Public Offering was declared effective on September 23, 2020. On September 28, 2020 the Company consummated the Initial Public Offering of 30,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $300,000,000 which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 8,000,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to Peridot Acquisition Sponsor, LLC (the “Sponsor”), generating gross proceeds of $8,000,000, which is described in Note 5.

Transaction costs amounted to $17,066,575, consisting of $6,000,000 of underwriting fees, $10,500,000 of deferred underwriting fees and $566,575 of other offering costs; of this amount, $693,847 was expensed as of the date of the initial public offering and $16,372,728 was charged to shareholders’ equity. At December 31, 2020, cash of $971,607 was held outside of the Trust Account (as defined below) and is available for the payment of offering costs and for working capital purposes.

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

The Company will provide the holders of the public shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their public shares upon the completion of the Business Combination, either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares, equal to the aggregate amount then on deposit in the Trust Account, calculated as of two business days prior to the consummation of the Business Combination (initially anticipated to be $10.00 per Public Share), including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, subject to certain limitations as described in the prospectus. The per-share amount to be distributed to the Public Shareholders who properly redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 7). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

PERIDOT ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 and, if the Company seeks shareholder approval, it receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company. If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote the Founder Shares (as defined in Note 6) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.

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

The Sponsor has agreed to waive its rights to liquidating distributions from the Trust Account with respect to the Founder Shares it will receive if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor or any of its respective affiliates acquire Public Shares, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period, and in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

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

Prior to the completion of the Initial Public Offering, the Company’s liquidity needs had been satisfied through a contribution of $25,000 from Sponsor to cover certain offering costs in exchange for the issuance of the Founder Shares, the loan of up to $300,000 from the Sponsor pursuant to the Note (see Note 6), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Note was repaid on September 28, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors will fund, and have the means to provide the Company Working Capital Loans (see Note 6). As of December 31, 2020, there were no amounts outstanding under any Working Capital Loan.

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

NOTE 2 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company previously accounted for its outstanding Public Warrants (as defined in Note 4) and Private Placement Warrants issued in connection with its Initial Public Offering as components of equity instead of as derivative liabilities. The warrant agreement governing the warrants includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant. In addition, the warrant agreement includes a provision that in the event of a tender or exchange offer made to and accepted by holders of more than 50% of the outstanding shares of a single class of ordinary shares, all holders of the warrants would be entitled to receive cash for their warrants (the “tender offer provision”).

In connection with the audit of the Company’s financial statements for the period ended December 31, 2020, the Company’s management further evaluated the warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity. ASC Section 815-40- 15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock. Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant. Based on management’s evaluation, the Company’s audit committee, in consultation with management and after discussion with the Company’s independent registered public accounting firm, concluded that the Company’s Private Placement Warrants are not indexed to the Company’s ordinary shares in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. In addition, based on management’s evaluation, the Company’s audit committee, in consultation with management and after discussion with the Company’s independent registered public accounting firm, concluded the tender offer provision included in the warrant agreement fails the “classified in shareholders’ equity” criteria as contemplated by ASC Section 815-40-25.

As a result of the above, the Company should have classified the warrants as derivative liabilities in its previously issued financial statements. Under this accounting treatment, the Company is required to measure the fair value of the warrants at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for the current period.

The Company’s accounting for the warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported operating expenses, cash flows or cash.

The following table reflects the Company’s balance sheet, statement of operations, and statement of cash flows as of and for the periods indicated below.

	As Previously Reported	Adjustments	As Restated
Balance sheet as of September 28, 2020 (audited)
Warrant Liability	$—	$18,400,000	$18,400,000
Class A Ordinary Shares Subject to Possible Redemption	285,953,420	(18,400,000)	267,553,420
Class A Ordinary Shares	140	184	324
Additional Paid-in Capital	5,004,002	693,663	5,697,665
Accumulated Deficit	(5,000)	(693,847)	(698,847)
Balance sheet as of September 30, 2020 (unaudited)
Warrant Liability	$—	$18,860,000	$18,860,000
Class A Ordinary Shares Subject to Possible Redemption	285,947,270	(18,860,000)	267,087,270
Class A Ordinary Shares	141	188	329
Additional Paid-in Capital	5,010,151	1,153,659	6,163,810
Accumulated Deficit	(11,151)	(1,153,847)	(1,164,998)
Balance sheet as of December 31, 2020 (audited)
Warrant Liability	$—	$40,940,000	$40,940,000
Class A Ordinary Shares Subject to Possible Redemption	285,571,850	(40,940,000)	244,631,850
Class A Ordinary Shares	144	410	554
Additional Paid-in Capital	5,385,681	23,233,437	28,619,118
Accumulated Deficit	(386,565)	(23,233,847)	(23,620,412)
Statement of Operations from July 31, 2020 (inception) to September 30, 2020 (unaudited)
Change in fair value of warrant liability	$—	$(460,000)	$(460,000)
Net loss	(11,151)	(1,153,847)	(1,164,998)
Weighted average shares outstanding of Class A redeemable ordinary shares	30,000,000	—	30,000,000
Basic and diluted net loss per share, Class A	(0.00)	—	(0.00)
Weighted average shares outstanding of Class B non- redeemable ordinary shares	7,500,000	—	7,500,000
Basic and diluted net loss per share, Class B	(0.00)	(0.16)	(0.16)
Statement of Operations from July 31, 2020 (inception) to December 31, 2020 (audited)
Change in fair value of warrant liability	$—	$22,540,000	$(22,540,000)
Net loss	(386,565)	(23,233,847)	(23,620,412)
Weighted average shares outstanding of Class A redeemable ordinary shares	30,000,000	—	30,000,000
Basic and diluted net earnings per share, Class A	0.00	—	0.00
Weighted average shares outstanding of Class B non-redeemable ordinary shares	7,500,000	—	7,500,000
Basic and diluted net loss per share, Class B	(0.06)	(3.10)	(3.16)
Cash Flow Statement for the Period from July 31, 2020 (inception) to September 30, 2020 (unaudited)
Net income (loss)	$(11,151)	$(1,153,847)	$(1,164,998)
Change in fair value of warrant liability	—	(460,000)	(460,000)
Offering costs allocated to warrant liability	—	693,847	693,847
Initial classification of warrant liability	—	18,400,000	18,400,000
Initial classification of common stock subject to possible redemption	285,953,420	(18,400,000)	267,553,420
Change in value of common stock subject to possible redemption	(6,150)	(460,000)	(466,150)
Cash Flow Statement for the Period from July 31, 2020 (inception) to December 31, 2020 (audited)
Net income (loss)	(386,565)	(23,233,847)	(23,620,412)
Change in fair value of warrant liability	—	22,540,000	22,540,000
Offering costs allocated to warrant liability	—	693,847	693,847
Initial classification of warrant liability	—	18,400,000	18,400,000
Initial classification of common stock subject to possible redemption	285,953,420	(18,400,000)	267,553,420
Change in value of common stock subject to possible redemption	(381,570)	(22,540,000)	(22,921,570)

PERIDOT ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

PERIDOT ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other expenses incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs amounting to $16,372,728 were charged to shareholders’ equity upon the completion of the Initial Public Offering.

Warrant Liability

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the warrants issued in the IPO has been estimated using a Monte Carlo simulation methodology as of the date of the IPO and such warrants’ quoted market price as of December 31, 2020 (see Note 10).

Income Taxes

ASC Topic 740, “Income Taxes,” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2020, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

For the Period from July 31, 2020 (inception) Through December 31, 2020
Redeemable Class A Ordinary Shares
Numerator: Earnings allocable to Redeemable Class A Ordinary Shares
Interest Income	$74,412

Net Earnings	$74,412

Denominator: Weighted Average Redeemable Class A Ordinary Shares
Redeemable Class A Ordinary Shares, Basic and Diluted	30,000,000
Earnings/Basic and Diluted Redeemable Class A Ordinary Shares	0.00

Non-Redeemable Class B Ordinary Shares
Numerator: Net Loss minus Redeemable Net Earnings
Net Loss	$(23,620,412)
Redeemable Net Earnings	$(74,412)

Non-Redeemable Net Loss	$(23,694,824)

Denominator: Weighted Average Non-Redeemable Class B Ordinary Shares
Non-Redeemable Class B Ordinary Shares, Basic and Diluted	7,500,000
Loss/Basic and Diluted Non-Redeemable Class B Ordinary Shares	$(3.16)

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

NOTE 4 — PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 30,000,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per whole share (see Note 9).

NOTE 5 — PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 8,000,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, for an aggregate purchase price of $8,000,000. The over-allotment option expired in November 2020. Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 8). A portion of the proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

NOTE 6 — RELATED PARTY TRANSACTIONS

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

NOTE 7 — COMMITMENTS

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

NOTE 8 — SHAREHOLDERS’ EQUITY

Preference Shares—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2020, there were no preference shares issued or outstanding.

PERIDOT ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Class A Ordinary Shares—The Company is authorized to issue 300,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At December 31, 2020, there were 5,536,815 Class A ordinary shares issued and outstanding, excluding 24,463,185 Class A ordinary shares subject to possible redemption.

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

NOTE 9 — WARRANT LIABILITY

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

NOTE 10 — FAIR VALUE MEASUREMENTS

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

	Held-To-Maturity	Level	Amortized Cost	Gross Holding Gain	Fair Value
Assets:
U.S. Treasuries held in Trust Account	Mature on 04/01/2021	1	$300,074,208	$15,764	$300,089,972
Liabilities:
Public Warrants		1			$26,700,000
Private Placement Warrants		2			$14,240,000

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statement of operations.

Initial Measurement

The Company established the initial fair value for the Warrants on September 28, 2020, the date of the Company’s Initial Public Offering, using a Monte Carlo simulation model for the Private Placement Warrants and the Public Warrants. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one share of Class A ordinary shares and one-half of one Public Warrant), (ii) the sale of Private Placement Warrants, and (iii) the issuance of Class B ordinary shares, first to the Warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Class A ordinary shares subject to possible redemption, Class A ordinary shares and Class B ordinary shares based on their relative fair values at the initial measurement date. The Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs.

The key inputs into the Monte Carlo simulation model for the Private Placement Warrants and Public Warrants were as follows at initial measurement:

Input	September 28, 2020 (Initial Measurement)
Risk-free interest rate	0.4%
Expected term to business combination (years)	1
Expected volatility	15.0%
Exercise price	$11.50
Fair value of Units	$9.95

On September 28, 2020, the Private Placement Warrants and Public Warrants were determined to be $0.80 per warrant for aggregate values of $6.4 million and $12.0 million, respectively.

Subsequent Measurement

The Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants as of December 31, 2020 is classified as Level 1 due to the use of an observable market quote in an active market. As the transfer of Private Placement Warrants to anyone outside of a small group of individuals who are permitted transferees would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. As such, the Private Placement Warrants are classified as Level 2.

As of December 31, 2020, the aggregate values of the Private Placement Warrants and Public Warrants were $14.2 million and $26.7 million, respectively.

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Level	Public	Level	Warrant Liabilities
Fair value	$—		$—		$—
Initial measurement on September 28, 2020	6,400,000	3	12,000,000	3	18,400,000
Fair Value as of September 30, 2020	6,560,000	3	12,300,000	3	18,860,000
Change in valuation inputs or other assumptions	7,680,000		14,400,000		22,080,000
Fair value as of December 31, 2020	$14,240,000	2	$26,700,000	1	$40,940,000

Due to the use of quoted prices in an active market (Level 1) to measure the fair value of the Public Warrants, subsequent to initial measurement, the Company had transfers out of Level 3 totaling $18,400,000 during the period from September 28, 2020 through December 31, 2020.

NOTE 11 — SUBSEQUENT EVENTS

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