Form 10-Q
period 2021-03-31
PERIDOT ACQUISITION CORP.
filed 2021-05-24
CIK 1821317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number: 001-39551

PERIDOT ACQUISITION CORP.

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	98-1585936
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2229 San Felipe Street, Suite 1450 Houston, TX	77019
(Address of principal executive offices)	(Zip Code)

(713) 322-7310

(Issuer’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one-half of one redeemable warrant	PDAC.U	New York Stock Exchange

Class A ordinary shares included as part of the units	PDAC	New York Stock Exchange

Warrants included as part of the units, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	PDAC WS	New York Stock Exchange

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 24, 2021, there were 30,000,000 Class A ordinary shares, $0.0001 par value and 7,500,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

PERIDOT ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

i

PERIDOT ACQUISITION CORP.

CONDENSED BALANCE SHEET

MARCH 31, 2021

	March 31, 2021	December 31, 2020
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$61,330	$971,607
Prepaid expenses	381,867	381,749

Total current assets	443,197	1,353,356
Cash held in Trust Account	300,146,384	300,074,392

TOTAL ASSETS	$300,589,581	$301,427,748

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$3,716,381	$355,888

Total current liabilities	3,716,381	355,888

Warrant liability	38,640,000	40,940,000
Deferred underwriting fee payable	10,500,000	10,500,000

Total Liabilities	52,856,381	51,795,888

Commitments and Contingencies
Class A ordinary shares subject to possible redemption 24,273,319 and 24,463,185 shares at redemption value as of March 31, 2021 and December 31, 2020, respectively	242,733,190	244,631,850
Shareholders’ Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; 5,726,681 and 5,536,815 shares issued and outstanding (excluding 24,273,319 and 24,463,185 shares subject to possible redemption) as of March 31, 2021 and December 31, 2020, respectively.	573	554
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 7,500,000 shares issued and outstanding	750	750
Additional paid-in capital	30,517,759	28,619,118
Accumulated deficit	(25,519,072)	(23,620,412)

Total Shareholders’ Equity	5,000,010	5,000,010

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$300,589,581	$301,427,748

The accompanying notes are an integral part of these unaudited condensed financial statements.

PERIDOT ACQUISITION CORP.

CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(UNAUDITED)

Operational costs	4,270,674

Loss from operations	(4,270,674)
Other income:
Interest earned on marketable securities held in Trust Account	71,992
Interest income – bank	22
Change in fair value of warrant liability	2,300,000

Net loss	$(1,898,660)

Weighted average shares outstanding of Class A redeemable ordinary shares	30,000,000

Basic and diluted income per share, Class A redeemable ordinary shares	$0.00

Weighted average shares outstanding of Class A and Class B non-redeemable ordinary shares	7,500,000

Basic and diluted net loss per share, Class B non-redeemable ordinary shares	$(0.26)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PERIDOT ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance — January 1, 2021	5,536,815	554	7,500,000	750	28,619,118	(23,620,412)	5,000,010
Change in value of Class A ordinary shares subject to possible redemption	189,866	19	—	—	1,898,641	—	1,898,660
Net loss	—	—	—	—	—	(1,898,660)	(1,898,660)

Balance — March 31, 2021	5,726,681	573	7,500,000	750	30,517,759	(25,519,072)	5,000,010

The accompanying notes are an integral part of these unaudited condensed financial statements.

PERIDOT ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(1,898,660)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability	(2,300,000)
Interest earned on marketable securities held in Trust Account	(71,992)
Changes in operating assets and liabilities:
Prepaid expenses	(118)
Accrued expenses	3,360,493

Net cash used in operating activities	(910,277)

Net Decrease in Cash	(910,277)
Cash – Beginning of period	971,607

Cash – End of period	$61,330

Non-Cash investing and financing activities:
Change in value of Class A ordinary shares subject to possible redemption	$(1,898,660)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PERIDOT ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

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

As of March 31, 2021, the Company had not commenced any operations. All activity for the period from July 31, 2020 (inception) through March 31, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Transaction costs amounted to $17,066,575, consisting of $6,000,000 of underwriting fees, $10,500,000 of deferred underwriting fees and $566,575 of other offering costs; of this amount, $693,847 was expensed as of the date of the Initial Public Offering and $16,372,728 was charged to shareholders’ equity. At March 31, 2021, cash of $61,330 was held outside of the Trust Account (as defined below) and is available for the payment of offering costs and for working capital purposes.

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

Liquidity and Capital Resources

As of March 31, 2021, the Company had approximately $61 thousand in its operating bank accounts and negative working capital of approximately $3.3 million.

Prior to the completion of the Initial Public Offering, the Company’s liquidity needs had been satisfied through a contribution of $25,000 from Sponsor to cover certain offering costs in exchange for the issuance of the Founder Shares, the loan of up to $300,000 from the Sponsor pursuant to the Note (see Note 5), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Note was repaid on September 28, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors will fund, and have the means to provide the Company Working Capital Loans (see Note 5). As of March 31, 2021, there were no amounts outstanding under any Working Capital Loan.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2020 filed with the SEC on May 7, 2020. The interim results for the period from January 1, 2021 through March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2021 and December 31, 2020.

Cash and Marketable Securities held in Trust Account

At March 31, 2021 and December 31, 2020, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares (if any) that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2021, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the warrants issued in the Initial Public Offering has been estimated using a Monte Carlo simulation methodology as of the date of the Initial Public Offering and such warrants’ quoted market price as of March 31, 2021 and December 31, 2020 (see Note 9).

Income Taxes

ASC Topic 740, “Income Taxes,” prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2021 and December 31, 2020, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

Three Months Ended March 31, 2021
Redeemable Class A Ordinary Shares
Numerator: Earnings allocable to Redeemable Class A Ordinary Shares
Interest income	$72,014

Net Income allocable to shares subject to redemption	$72,014
Denominator: Weighted Average Redeemable Class A Ordinary Shares
Redeemable Class A Ordinary Shares, Basic and Diluted	30,000,000
Earnings/Basic and Diluted Redeemable Class A Ordinary Shares	$0.00
Non-Redeemable Class B Ordinary Shares
Numerator: Net Loss minus Redeemable Net Earnings
Net loss	$(1,898,660)
Redeemable Net Earnings	(72,014)

Non-Redeemable Net Loss	$(1,970,674)
Denominator: Weighted Average Non-Redeemable Class B Ordinary Shares
Non-Redeemable Class B Ordinary Shares, Basic and Diluted	7,500,000
Loss/Basic and Diluted Non-Redeemable Class B Ordinary Shares	$(0.26)

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

Note 3 — Public Offering

Pursuant to the Initial Public Offering, the Company sold 30,000,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per whole share (see Note 8).

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

Administrative Support Agreement

On September 23, 2020, the Company entered into an agreement to pay an affiliate of the Sponsor up to $10,000 per month for office space, secretarial and administrative support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2020, the Company incurred and accrued $30,000 in fees for these services.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2021 and December 31, 2020, the Company had no outstanding borrowings under the Working Capital Loans.

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

Note 7 — Shareholders’ Equity

Preference Shares—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares—The Company is authorized to issue 300,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At March 31, 2021 and December 31, 2020, there were 5,726,681 and 5,536,815 Class A ordinary shares issued and outstanding, excluding 24,273,319 and 24,463,185 Class A ordinary shares subject to possible redemption, respectively.

Class B Ordinary Shares—The Company is authorized to issue 30,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. As of March 31, 2021, there were 7,500,000 Class B ordinary shares outstanding.

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

Note 8 — Warrant Liability

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

Note 9 — Fair Value Measurements

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

At March 31, 2021, assets held in the Trust Account were comprised of $184 in cash and $300,146,200 in U.S. Treasury securities at amortized cost. At December 31, 2020, assets held in the Trust Account were comprised of $184 in cash and $300,074,208 in U.S. Treasury securities at amortized cost. Through March 31, 2021, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	Held-To-Maturity	Level	Amortized Cost	Gross Holding Gain	Fair Value
Assets:
March 31, 2021	U.S. Treasury Securities (Mature on 4/1/2021)	1	$300,146,200	$800	$300,147,000
December 31, 2020	U.S. Treasury Securities (Mature on 4/1/2021)	1	$300,074,208	$15,764	$300,089,972

Liabilities:
March 31, 2021	Warrant Liability – Public Warrants	1			$25,200,000
March 31, 2021	Warrant Liability – Private Placement Warrants	2			$13,440,000
December 31, 2020	Warrant Liability – Public Warrants	1			$26,700,000
December 31, 2020	Warrant Liability – Private Placement Warrants	2			$14,240,000

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the consolidated statement of operations.

The Warrants are measured at fair value on a recurring basis. The measurement of the Public Warrants as of March 31, 2021 and December 31, 2020 are classified as Level 1 due to the use of an observable market quote in an active market. As the transfer of Private Placement Warrants to anyone outside of a small group of individuals who are permitted transferees would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. As such, the Private Placement Warrants are classified as Level 2.

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2021	$14,240,000	$26,700,000	$40,940,000
Change in valuation inputs or other assumptions	(800,000)	(1,500,000)	(2,300,000)
Fair value as of March 31, 2021	$13,440,000	$25,200,000	$38,640,000

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the three months ended March 31, 2021.

Note 10 — Proposed Business Combination

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2020 filed with the SEC on May 7, 2021 (“Form 10-K/A”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Recent Developments

On February 15, 2021, we entered into a Business Combination Agreement, with Li-Cycle Corp., a corporation existing under the laws of the Province of Ontario, Canada (“Li-Cycle”), and Li-Cycle Holdings Corp., a corporation existing under the laws of the Province of Ontario, Canada and a wholly owned subsidiary of Li-Cycle. The Agreement and the transactions contemplated thereby were unanimously approved by the boards of directors of each of the Company and Li-Cycle.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to March 31, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

As a result of the restatement described in Note 2 of the notes to the financial statements of our Form 10-K/A, we classify the warrants issued in connection with our Initial Public Offering as liabilities at their fair value and adjust the warrant instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations.

For the three months ended March 31, 2021, we had a net loss of $1,898,660, which consisted of operating costs of $4,270,674, offset by a non-cash change in fair value of warrant liability of $2,300,000, interest income from operating bank account of $22 and interest income on marketable securities held in the Trust Account of $71,992.

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

For the three months ended March 31, 2021 cash used in operating activities was $910,277. Net loss of $1,898,660 was affected by non-cash charges including the change in fair value of warrant liability of $2,300,000 and interest earned on marketable securities held in the Trust Account of $71,992. Changes in operating assets and liabilities provided $3,360,375 of cash for operating activities.

At March 31, 2021, we had investments held in the Trust Account of $300,146,384. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable (if applicable) and deferred underwriting commissions) to complete our Business Combination. To the extent that our shares or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the post-Business Combination entity, make other acquisitions and pursue our growth strategies.

At March 31, 2021, we had cash of $61,330 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, properties or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, solely due to the Company’s restatement of its financial statements to reclassify the Company’s Public Warrants and Private Placement Warrants as described in the Explanatory Note to our Form 10-K/A, a material weakness existed and our disclosure controls and procedures were not effective as of March 31, 2021.

In connection with the restatement of previously issued financial statements described below, our Chief Executive Officer and Chief Financial Officer identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the Public Warrants and Private Placement Warrants. This material weakness resulted in a material misstatement of our warrant liability, change in fair value of warrant liability, additional paid-in capital and accumulated deficit as of and for the period from July 31, 2020 (Inception) through December 31, 2020 and for the year ended December 31, 2020.

In response to this material weakness, we have filed an amended Annual Report on Form 10-K/A and have committed significant effort and resources to the remediation and improvement of our internal control over financial reporting, as described below.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In light of the material weakness identified and the restatement of our financial statements included in our Form 10-K/A, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K/A filed with the SEC on May 7, 2021.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERIDOT ACQUISITION CORP.

Date: May 24, 2021	/s/ Alan Levande
	Name:	Alan Levande
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: May 24, 2021	/s/ Markus Specks
	Name:	Markus Specks
	Title:	Chief Executive Officer (Principal Financial and Accounting Officer)