Form 10-Q
period 2021-06-30
PERIDOT ACQUISITION CORP.
filed 2021-08-04
CIK 1821317

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2021

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
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of August
4
, 2021, there were 30,000,000 Class A ordinary shares, $0.0001 par value and 7,500,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

PERIDOT ACQUISITION CORP.
FORM
10-Q
FOR THE QUARTER ENDED JUNE 30, 2021

Page
Part I - Financial Information

Part II - Other Information

i

PERIDOT ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$563	$971,607
Prepaid expenses	303,958	381,749

Total current assets	304,521	1,353,356
Cash and marketable securities held in Trust Account	300,154,668	300,074,392

TOTAL ASSETS	$300,459,189	$301,427,748

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$5,386,827	$355,888

Total current liabilities	5,386,827	355,888

Warrant liability	62,330,000	40,940,000
Deferred underwriting fee payable	10,500,000	10,500,000

Total Liabilities	78,216,827	51,795,888

Commitments and Contingencies
Class A ordinary shares subject to possible redemption 21,724,236 and 24,463,185 shares at redemption value of $10.00 per share as of June 30, 2021 and December 31, 2020, respectively	217,242,360	244,631,850
Shareholders’ Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; 8,275,764 and 5,536,815 shares issued and outstanding (excluding 21,724,236 and 24,463,185 shares subject to possible redemption) as of June 30, 2021 and December 31, 2020, respectively.	828	554
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 7,500,000 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	750	750
Additional paid-in capital	56,008,334	28,619,118
Accumulated deficit	(51,009,910)	(23,620,412)

Total Shareholders’ Equity	5,000,002	5,000,010

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$300,459,189	$301,427,748

The accompanying notes are an integral part of these unaudited condensed financial statements.

PERIDOT ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Operational costs	$1,809,124	$6,079,798

Loss from operations	(1,809,124)	(6,079,798)

Other expense:
Interest earned on marketable securities held in Trust Account	8,284	80,276
Interest income – bank	2	24
Change in fair value of warrant liability	(23,690,000)	(21,390,000)

Other expense, net	(23,681,714)	(21,309,700)

Net loss	$(25,490,838)	$(27,389,498)

Weighted average shares outstanding, Class A redeemable ordinary shares	30,000,000	30,000,000

Basic and diluted income per share, Class A redeemable ordinary shares	$0.00	$0.00

Weighted average shares outstanding, Class A and Class B non-redeemable ordinary shares	7,500,000	7,500,000

Basic and diluted net loss per share, Class B non-redeemable ordinary shares	$(3.40)	$(3.66)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PERIDOT ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2021
(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance — January 1, 2021	5,536,815	$554	7,500,000	$750	$28,619,118	$(23,620,412)	$5,000,010

Change in value Class A ordinary shares subject to redemption	189,866	19	—	—	1,898,641	—	1,898,660

Net income	—	—	—	—	—	(1,898,660)	(1,898,660)

Balance – March 31, 2021 (unaudited)	5,726,681	$573	7,500,000	$750	$30,517,759	$(25,519,072)	$5,000,010

Change in value of Class A ordinary shares subject to redemption	2,549,083	255	—	—	25,490,575	—	25,490,830

Net loss	—	—	—	—	—	(25,490,838)	(25,490,838)

Balance – June 30, 2021	8,275,764	$828	7,500,000	$750	$56,008,334	$(51,009,910)	$5,000,002

The accompanying notes are an integral part of these unaudited condensed financial statements.

PERIDOT ACQUISITION CORP.
CONDENSED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2021
(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(27,389,498)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability	21,390,000
Interest earned on marketable securities held in Trust Account	(80,276)
Changes in operating assets and liabilities:
Prepaid expenses	77,791
Accounts payable and accrued expenses	5,030,939

Net cash used in operating activities	(971,044)

Net Decrease in Cash	(971,044)
Cash – Beginning of period	971,607

Cash – End of period	$563

Non-Cash investing and financing activities:
Change in value of Class A ordinary shares subject to possible redemption	$(27,389,489)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PERIDOT ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
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
As of June 30, 2021, the Company had not commenced any operations. All activity for the period from July 31, 2020 (inception) through June 30, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below and, subsequent to the completion of the Initial Public Offering, identifying a target for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
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
Liquidity and Capital Resources
As of June 30, 2021, the Company had $563 in its operating bank accounts and negative working capital of approximately $5.1 million.
Prior to the completion of the Initial Public Offering, the Company’s liquidity needs had been satisfied through a contribution of $25,000 from Sponsor to cover certain offering costs in exchange for the issuance of the Founder Shares, the loan of up to $300,000 from the Sponsor pursuant to the Note (see Note 5), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Note was repaid on September 28, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors will fund, and have the means to provide the Company Working Capital Loans (see Note 5). As of June 30, 2021, there were no amounts outstanding under any Working Capital Loan.
Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity from the Sponsor, who has the means to provide such funds, to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.
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
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form
10-K/A
for the year ended December 31, 2020 filed with the SEC on May 7, 202
1
. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2021 and December 31, 2020.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares (if any) that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2021 and December 31, 2020, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

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
For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in
capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash
gain or loss on the statements of operations. The fair value of the warrants issued in the Initial Public Offering has been estimated using a Monte Carlo simulation methodology as of the date of the Initial Public Offering and such warrants’ quoted market price as of June 30, 2021 and December 31, 2020 (see Note 9).
Income Taxes
ASC Topic 740, “Income Taxes,” prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2021 and December 31, 2020, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Redeemable Class A Ordinary Shares
Numerator: Earnings allocable to Redeemable Class A Ordinary Shares
Interest Income	$8,286	$80,300

Net Income allocable to shares subject to redemption	$8,286	$80,300
Denominator: Weighted Average Redeemable Class A Ordinary Shares
Redeemable Class A Ordinary Shares, Basic and Diluted	30,000,000	30,000,000
Earnings/Basic and Diluted Redeemable Class A Ordinary Shares	$0.00	$0.00
Non-Redeemable Class B Ordinary Shares
Numerator: Net Loss minus Redeemable Net Earnings
Net Loss	$(25,490,838)	$(27,389,498)
Less: Redeemable Net Earnings	(8,286)	(80,300)

Non-Redeemable Net Loss	$(25,499,124)	$(27,469,798)
Denominator: Weighted Average Non-Redeemable Class B Ordinary Shares
Non-Redeemable Class B Ordinary Shares, Basic and Diluted	7,500,000	7,500,000
Loss/Basic and Diluted Non-Redeemable Class B Ordinary Shares	$(3.40)	$(3.66)
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
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximate the carrying amounts represented in the Company’s condensed balance sheet, primarily due to their short-term nature, other than the derivative warrant liability.
Recent Accounting Standards
In August 2020, the FASB issued Accounting Standards Update (“ASU”) ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. Management is currently evaluating the new guidance, but does not expect the adoption of this guidance to have a material impact on the Company’s financial statements.
Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted would have a material effect on the Company’s condensed financial statements.
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
Administrative Support Agreement
On September 23, 2020, the Company entered into an agreement to pay an affiliate of the Sponsor up to $10,000 per month for office space, secretarial and administrative support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three months and six months ended June 30, 2021, the Company incurred and accrued $30,000 and $60,000 in fees for these services, respectively. As of June 30, 2021 and December 31, 2020, the total amount payable for these services was $90,000 and $30,000, respectively.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2021 and December 31, 2020, the Company had no outstanding borrowings under the Working Capital Loans.
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
Note 7 — Shareholders’ Equity
Preference Shares
—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
—The Company is authorized to issue 300,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of June 30, 2021 and December 31, 2020, there were 8,275,764 and 5,536,815 Class A ordinary shares issued and outstanding, excluding 21,724,236 and 24,463,185 Class A ordinary shares subject to possible redemption, respectively.
Class
 B Ordinary Shares
—The Company is authorized to issue 30,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. As of June 30, 2021 and December 31, 2020, there were 7,500,000 Class B ordinary shares outstanding.

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
Note 8 — Warrant Liability
Warrants
—Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) one year from the closing of the Initial Public Offering. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.
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

Redemption of warrants when the price per Class
 A ordinary share equals or exceeds $18.00
. Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described with respect to the Private Placement Warrants):

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
At June 30, 2021, assets held in the Trust Account were comprised of $184 in cash and $300,154,484 in money market funds which are invested primarily in U.S. Treasury Securities. At December 31, 2020, assets held in the Trust Account were comprised of $184 in cash and $300,074,208 in U.S. Treasury securities at amortized cost. Through June 30, 2021, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	Held-To-Maturity	Level	Amortized Cost	Gross Holding Gain	Fair Value
Assets:
June 30, 2021	U.S. Treasury Securities (Mature on 4/1/2021)	1	$—	$—	$300,154,484
December 31, 2020	U.S. Treasury Securities (Mature on 4/1/2021)	1	$300,074,208	$15,764	$300,089,972

Liabilities:
June 30, 2021	Warrant Liability – Public Warrants	1			$40,650,000
June 30, 2021	Warrant Liability – Private Placement Warrants	2			$21,680,000
December 31, 2020	Warrant Liability – Public Warrants	1			$26,700,000
December 31, 2020	Warrant Liability – Private Placement Warrants	2			$14,240,000
The Warrants are accounted for as liabilities in accordance with ASC
815-40
and are presented within warrant liabilities on our balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the consolidated statement of operations.
The Warrants are measured at fair value on a recurring basis. The measurement of the Public Warrants as of June 30, 2021 and December 31, 2020 are classified as Level 1 due to the use of an observable market quote in an active market. As the transfer of Private Placement Warrants to anyone outside of a small group of individuals who are permitted transferees would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. As such, the Private Placement Warrants are classified as Level 2.
The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2021	$14,240,000	$26,700,000	$40,940,000
Change in valuation inputs or other assumptions	7,440,000	13,950,000	21,390,000
Fair value as of June 30, 2021	$21,680,000	$40,650,000	$62,330,000
There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the six months ended June 30, 2021.
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
Note 11 — Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to June 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income
in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

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
For the three months ended June 30, 2021, we had a net loss of $25,490,838, which consisted of operating costs of $1,809,124, and a non-cash
change in fair value of warrant liability of $23,690,000, offset by interest income from operating bank account of $2 and interest income on marketable securities held in the Trust Account of $8,284.
For the six months ended June 30, 2021, we had a net loss of $27,389,498, which consisted of operating costs of $6,079,798, and a non-cash
change in fair value of warrant liability of $21,390,000, offset by interest income from operating bank account of $24 and interest income on marketable securities held in the Trust Account of $80,276.
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
For the six months ended June 30, 2021, cash used in operating activities was $971,044. Net loss of $27,389,498 was affected by non-cash
charges including the change in fair value of warrant liability of $21,390,000 and interest earned on marketable securities held in the Trust Account of $80,276. Changes in operating assets and liabilities provided $5,108,730 of cash for operating activities.
At June 30, 2021, we had investments held in the Trust Account of $300,154,668. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable (if applicable) and deferred underwriting commissions) to complete our Business Combination. To the extent that our shares or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the post-Business Combination entity, make other acquisitions and pursue our growth strategies.
At June 30, 2021, we had cash of $563 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, properties or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.
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
Off-Balance
Sheet Financing Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance sheet
arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet
arrangements. We have not entered into
any off-balance sheet
financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.
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
Recent Accounting Standards
In August 2020, the FASB issued Accounting Standards Update (“ASU”) ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. Management is currently evaluating the new guidance, but does not expect the adoption of this guidance to have a material impact on the Company’s financial statements.
Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted would have a material effect on the Company’s condensed financial statements.

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
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, solely due to the Company’s restatement of its financial statements to reclassify the Company’s Public Warrants and Private Placement Warrants as described in the Explanatory Note to our Form
10-K/A,
a material weakness existed and our disclosure controls and procedures were not effective as of June 30, 2021.
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
and
15d-15(f)
of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than as described herein. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we enhanced the supervisory review of accounting procedures in this financial reporting area and expanded and improved our review process for complex securities and related accounting standards. As of June 30, 2021, this has not been fully remediated.
PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.
None.

ITEM 1A.	RISK FACTORS.
As of the date of this Quarterly Report on
Form 10-Q, there
have been no material changes to the risk factors disclosed in our Annual Report on
Form 10-K/A filed
with the SEC on May 7, 2021.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4.	MINE SAFETY DISCLOSURES.
Not applicable.

ITEM 5.	OTHER INFORMATION.
None.

ITEM 6.	EXHIBITS.
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form
10-Q.

No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

*	Filed herewith.
**	Furnished.

SIGNATURES
Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERIDOT ACQUISITION CORP.

Date: August 4, 2021	/s/ Alan Levande
	Name:	Alan Levande
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2021	/s/ Markus Specks
	Name:	Markus Specks
	Title:	Chief Executive Officer
(Principal Financial and Accounting Officer)